Form 10QSB
period 2000-03-31
CONUS HOLDINGS INC
filed 2000-05-19
CIK 1106206

SECURITIES  AND  EXCHANGE  COMMISSION
                                      WASHINGTON,  DC  20549

                                         FORM  10-QSB


(Mark  One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2000

[ ]     Transition  report  under  Section  13  or  15(d)  of the Exchange Act

        For  the  transition  period  from  __________  to  __________

Commission  file  number  0-29487

                              CONUS HOLDINGS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                          NEVADA                            33-0850619


                (State or Other Jurisdiction of          (IRS Employer
             Incorporation or Organization)             identification No.)


                       610 Newport Center Drive, Suite 800
                             Newport Beach, CA 92660
                    (Address of Principal Executive Offices)

                                 (949) 719-1977
                (Issuer's Telephone Number, Including Area Code)


              (Former Name, Former Address and Former Fiscal Y ear,
                          if Changed Since Last Report)



     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          No       X
                    ------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2000 there were outstanding 1,000,000 shares of common stock, par value $0.001, and no shares of preferred stock.

                             CONUS  HOLDINGS,  INC.

                                   INDEX
                                                                            Page
                                                                            ----
Part  I      Financial  Information

Item  1.     Financial  Statements

             Balance  sheet  as  of  March  31,  2000
             and  December  31,  1999  (unaudited)   . . . . . . . . .        3

             Statements  of  operations  for  the  three  months  ended
             March  31,  2000  and  1999  (unaudited). . . . . . . . . .      4

             Statements  of  cash  flows  for  the  three  months  ended
             March  31,  2000  and  1999  (unaudited) . . . . . . . . .       5

             Notes  to  financial  statements . . . . . . . . .. . .. .       6

Item  2.     Managements  Discussion  and  Analysis  or
             Plan  of  Operation . . . . . . . . . . . .. . . . . . . .       7

Part  II     Other  Information

Item  1.     Legal  Proceedings . . . . . . . . . . . . . . . . . . . .       9

Item  2.     Changes  in  Securities . . . . . . . . . . . . . . . . . .      9

Item  3.     Defaults  Upon  Senior  Securities . . . . . . . . . . . .       9

Item  4.     Submission of Matters to a Vote of Security Holders . . . . .    9

Item  5.     Other  Information . . . . . . . . . . . . . . . . . . ..        9

Item  6.     Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . .    9

                          PART  I  -  FINANCIAL  STATEMENTS

Item  1.     Financial  Statements

                              CONUS  HOLDINGS,  INC.
                        (A  Development  Stage  Company)
                                 BALANCE  SHEET


                                       ASSETS


                                                      March  31,  2000     December  31,  1999
                                                      ----------------     -------------------



Cash                                               $       --             $    --
                                                   ------------------     ---------------
Total assets                                       $       --             $    --
                                                   ===================    ================

                                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Payable to related party                           $      520             $   520
                                                   -------------------     -----------------
Total liabilities                                  $      520             $   520
                                                   -------------------     -----------------


Stockholders' equity (deficit):
Preferred stock:
0.001 par value; 2,000,000 shares
authorized; no shares issued and
outstanding                                        $    --                $         --
Common stock, $0.001 par value,
20,000,000 shares authorized;
1,000,000 shares issued and
outstanding on December 31, 1999
and March 31, 2000                                 $    1,000             $ 1,000
Deficit accumulated during the
development stage                                  $   (1,520)            $(1,520)
                                                   --------------------   --------------------

Total stockholders' equity (deficit)               $     (520)            $  (520)
                                                   --------------------   --------------------

            Total liabilities and stockholders'
                    equity (deficit)               $   --                 $    --
                                                   ===================     ===================


                                     CONUS  HOLDINGS,  INC.
                                (A  Development  Stage  Company)
                                  STATEMENTS  OF  OPERATIONS




                                    Three months ended       Three months ended
                                    March 31, 2000           March 31, 1999
                                    ----------------------   -------------------

General and Administrative Expenses  $    --                 $    --
                                     -------------------     -------------------

Net loss                             $    --                 $    --
                                     ===================     ===================

                                     CONUS  HOLDINGS,  INC.
                                (A  Development  Stage  Company)
                                  STATEMENTS  OF  CASH  FLOWS





                                       Three months ended           Three Months ended
                                        March 31, 2000              March 31, 1999
                                       -------------------          -------------------

Cash flows from operating activities:

Net loss                               $      --                    $     --

Net cash used in operating activities  $      --                    $     --
                                       -------------------          --------------------

Net increase (decrease) in cash        $      --                    $     --
                                       -------------------          --------------------

Cash, beginning of period              $      --                    $     --
                                       -------------------          ---------------------

Cash, end of period                    $                            $     --
                                       ===================          ======================

                                        CONUS  HOLDINGS,  INC.
                                    (A  Development  Stage  Company)
                                   NOTES  TO  FINANCIAL  STATEMENTS

Note  1          Summary  of  Significant  Accounting  Policies.

Conus Holdings, Inc. (the Company) is a developmental stage enterprise incorporated on April 9, 1998 under the laws of the State of Nevada. The Company intends to seek acquisitions or other business endeavors. The Company has had no operations to date and its activities have been limited to organization efforts related to obtaining initial financing. The Company intends to purchase, merge with or acquire securities or assets held by target entities via an exchange of the targeted company's securities or assets for the Company's cash, securities and/or assets. The Company has not negotiated with or identified a prospective acquisition candidate and has not targeted any particular business or industry within which it will seek acquisitions. The Company's fiscal year end is December 31.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three months ended March 31, 2000. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-SB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

Item  2.     Managements  Discussion  and  Analysis  or  Plan  of  Operation

     The Company's activities since inception have been limited to organizational matters, and the Company has not engaged in any operating activity since its inception.

     The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. The Company meets the definition of a "blank check" company contained in Section 7(b)(3) of the Securities Act of 1933, as amended.

     Management believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities which may be attractive to foreign and domestic private companies.

     These benefits are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) shareholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through options for stock for which there is a public market; (8) enhanced corporate image; and, (9) a presence in the United States capital market.

     A private company which may be interested in a business combination with the Company may include (1) a Company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;
(2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company which believes that is will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; and, (7) a company seeking one or more of the other benefits believed to attach to a public company.

     The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

     As of the date hereof, management has not made any final decision concerning, and has not entered into any agreements for, a business combination. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-QSB are advised to see if the Company has subsequently filed a Form 8-K.

     Each of the current shareholders of the Company have agreed not to sell or otherwise transfer any of their common stock of the Company until after such time as the Company has completed a business combination transaction.

     As soon as the Company is eligible, it intends to apply to have its common stock listed or admitted to quotation on the NASD OTC Bulletin Board or, if it meets the financial and other requirements thereof, on the Nasdaq Small Cap Market, National Market System, or other regional or national exchange.

Liquidity

     The Company has no funds available and does not anticipate having any funds available until a merger transaction is consummated. In the event that no transaction is consummated, the Company will have a very limited amount of funds with which to operate and may not be able to operate in the future.

                        PART  II  -  OTHER  INFORMATION

Item  1.     Legal  Proceedings

     There are no legal proceedings against the Company and the Company is unaware of any proceedings contemplated against it.

Item  2.     Changes  in  Securities

     None.

Item  3.     Defaults  Upon  Senior  Securities

     None.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.

     No  matters  were  submitted  to  the  security  holders  for  a  vote.

Item  5.     Other  Information

     There is no other information deemed material by management for disclosure herein.

Item  6.     Exhibits  and  Reports  on  Form  8-K

     (a)     Exhibits

     None.

     (b)     Reports  on  Form  8-K

     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CONUS  HOLDINGS,  INC.


Dated:  May  19,  2000                       /s/  M.  Richard  Cutler
                                          ---------------------------
                                          By:     M.  Richard  Cutler
                                         Its:     President