Form 10QSB
period 2000-09-30
CONUS HOLDINGS INC
filed 2000-11-14
CIK 1106206

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark  One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER  30,  2000

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


              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)



     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X          No
        -----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2000 there were outstanding 1,000,000 shares of common stock, par value $0.001, and no shares of preferred stock.

                              CONUS HOLDINGS, INC.

                                     INDEX
                                                                            Page
                                                                            ----

Part  I      Financial  Information

Item  1.     Financial  Statements

             Balance  sheets  as  of  September 30,  2000 (unaudited)
             and  December  31,  1999 . . . . . . . .  . . . . . . . .        3

             Statements  of  operations  for  the  three  and nine months ended September 30,  2000  and  1999  (unaudited) . . . . . . .  4

             Statements  of  cash  flows  for  the nine months  ended
             September 30,  2000  and  1999  (unaudited) . . . . . . . . .    5

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

Item  6.     Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . .    9

                          PART  I  -  FINANCIAL  STATEMENTS

Item  1.     Financial  Statements

                               CONUS HOLDINGS, INC.
                       (A  Development  Stage  Company)
                                BALANCE  SHEETS



                                                  September 30,  2000       December  31,  1999
                                                  --------------------     -------------------

                                       ASSETS
Cash                                               $       --             $    --
                                                   ------------------     ---------------
Total assets                                       $       --             $    --
                                                   ===================    ================

                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Payable to related party                           $      520             $   520
                                                   -------------------     -----------------
Total liabilities                                  $      520             $   520
                                                   -------------------     -----------------


Stockholders' equity (deficit):
Preferred stock:
0.001 par value; 2,000,000 shares
authorized; no shares issued and
outstanding                                        $    --                $    --
Common stock, $0.001 par value,
20,000,000 shares authorized;
1,000,000 shares issued and
outstanding on September 30, 2000 and
December 31, 1999                                  $    1,000             $ 1,000
Deficit accumulated during the
development stage                                  $   (1,520)            $(1,520)
                                                   --------------------   --------------------

Total stockholders' equity (deficit)               $     (520)            $  (520)
                                                   --------------------   --------------------

            Total liabilities and stockholders'
                    equity (deficit)               $   --                 $    --
                                                   ===================     ===================


                                       CONUS HOLDINGS, INC.
                               (A  Development  Stage  Company)
                                  STATEMENTS  OF  OPERATIONS





                                   3 months ended          9 months ended
                            --------------------------   --------------------

                                   Sept 30,   Sept 30,    Sept 30,   Sept 30,
                                       2000       1999       2000       1999
                            ---------------  ---------  ---------      -----

General and Administrative
Expenses . . . . . . . . .  $            --  $      --  $      --      $  --
--------------------------  ---------------  ---------  ---------      -----

Net loss . . . . . . . . .  $            --  $      --  $      --      $  --
--------------------------  ---------------  ---------  ---------      -----

                                        CONUS HOLDINGS, INC.
                              (A  Development  Stage  Company)
                                  STATEMENTS  OF  CASH  FLOWS




                                       Nine months ended            Nine Months ended
                                       September 30, 2000           September 30, 1999
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

Note  1          Summary  of  Significant  Accounting  Policies

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

               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three and nine months ended September 30, 2000. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-SB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation

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

          A private company which may be interested in a business combination with the Company may include (1) a Company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; and, (7) a company seeking one or more of the other benefits believed to attach to a public company.

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

Item  2.     Changes  in  Securities

          None.

Item  3.     Defaults  Upon  Senior  Securities

          None.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

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


                                   CONUS  HOLDINGS,  INC.


Dated:  November  14,  2000                 /s/  M.  Richard  Cutler
                                          ---------------------------
                                          By:      M.  Richard  Cutler
                                          Its:     President