Form 10KSB
period 2000-12-31
CONUS HOLDINGS INC
filed 2001-04-02
CIK 1106206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     (Mark  One)

     [ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  fiscal  year  ended  December  31,  2000

     [  ] Transition report under Section 13 or 15(d) of the Securities Exchange
          Act  of  1934

     For  the  transition  period  from  _________  to  _________

     Commission  File  No.  0-29487

                              CONUS HOLDINGS, INC.
                 (Name of Small Business Issuer in Its Charter)

          NEVADA                                           33-0850619
(State  or  Other  Jurisdiction  of                     (IRS  Employer
Incorporation  or  Organization)                     Identification  Number)

610  NEWPORT  CENTER  DRIVE,  SUITE  800
  NEWPORT  BEACH,  CALIFORNIA                                 92660
(Address  of  Principal  Executive  Offices)               (Zip  Code)

                                 (949) 719-1977
                           (Issuer's Telephone Number)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     (None)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock, par value $0.0001
                                (Title of Class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes  __X__     No  ____

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State  issuer's  revenues  for  its  most  recent  fiscal  year.     $  0

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in
rule  12b-2  of  the  Exchange  Act.)   N/A.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc. ) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes  ______  No___X___

                                TABLE OF CONTENTS


                                     PART I

Item  1          Description  of  Business.

Item  2          Description  of  Property.

Item  3          Legal  Proceedings.

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders.

                                     PART II

Item  5          Market  for  Common  Equity  and  Related  Stockholder Matters.

Item  6          Management's  Discussion  and  Analysis.

Item  7          Financial  Statements.

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

                                    PART III

Item  9          Directors,  Executive  Officers, Promoters and Control Persons;
                 Compliance  With  Section  16(a)  of  the  Exchange  Act.

Item  10         Executive  Compensation.

Item 11          Security Ownership of Certain Beneficial Owners and Management.

Item  12         Certain  Relationships  and  Related  Transactions.

Item  13         Exhibits  and  Reports  on  Form  8-K.

                                INTRODUCTORY NOTE

This Annual Report on Form 10-KSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, disadvantageous currency exchange rates, termination of contracts, loss of suppliers, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, losses incurred in litigating and settling cases, dilution in the Company's ownership of its business, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                                     PART I

ITEM  1  -  DESCRIPTION  OF  BUSINESS

BACKGROUND  OF  THE  COMPANY

The Company was organized under the Laws of the State of Nevada, on April 9,1998, and is a "blank check" or "shell" company whose primary purpose is to engage in a merger with, or acquisition of one or a small number of private firms. Such firms are expected to be private corporations, partnerships or sole proprietorships. Since inception, the primary activity of the Company has been directed towards organizational efforts. The Company has not engaged in preliminary efforts to identify possible merger or acquisition candidates and has no market studies available to it. The Company has no business opportunities under contemplation for acquisitions.

BUSINESS  OBJECTIVES

The Company plans to seek one or more potential businesses that Management believes warrant the Company's involvement. As a result of its limited resources, the number of potential businesses available will be extremely limited. The Company will not restrict its search to any particular industry. Nevertheless, Management does not intend to become involved with a company that is an "investment company" under the Investment Company Act of 1940; with a company that is a broker or dealer of investment securities or commodities; or with any company in which the officers, directors or shareholders of the target company are officers or directors of the Company. These business objectives are extremely general and are not intended to be restrictive upon the discretion of Management. Except for the general limitations contained above, management has not developed and does not intend to develop specific criteria to be followed in the search for and selection of a business acquisition. Shareholders will therefore have extremely limited information as to Management's specific intentions and investors will be unable to determine even the industries which management might consider.

The  target company may be (i) in its preliminary or developmental stage, (ii) a

"financially troubled" business or (iii) a going concern. It is impossible to determine the capital requirements of the target business or whether such business may require additional capital. Some target companies may seek to establish a public trading market for their securities.

The analysis of potential business endeavors will be undertaken by or under the supervision of Management. Management is comprised of individuals of varying business experience, and Management will rely on its own collective business judgment in evaluating businesses that the Company may acquire or participate. See "Item 9 - Directors, Executive Officers, Promoters and Control Persons." Locating and investigating specific business proposals may take an extended period of time. If a business is located, the negotiation, drafting, and execution of relevant agreements, disclosure documents and other instruments will require substantial time, effort, and expense. The time periods of these subsequent steps cannot be determined. If a specific business endeavor cannot be located the costs incurred in the investigation are not likely to be recovered. The failure to consummate an attempted transaction would likely result in the loss of the costs incurred.

Shareholders of the Company are relying totally upon the business judgment of Management. Shareholders will not likely be consulted or provided any disclosure documentation in connection with any acquisition engaged in by the Company, unless required by state corporate law or the Federal securities laws. Although Management does not anticipate a sale of their Company shares in connection with an acquisition, in the event Management does enter into an agreement to do so, the remaining shareholders of the Company may not be afforded an equal opportunity to do so. As Management intends to offer a controlling interest in the Company, it is probable that a change of control will occur as a result of an acquisition engaged in by the Company. To the best knowledge of the Company, there are no lock-up agreements or understandings between the Company and its shareholders or among the shareholders which has the effect of restricting the transferability of any shareholders stock holdings. There are no arrangements, agreements, or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs, and there are no agreements concerning the election of members of the Board of Directors.

It is not presently anticipated that the Company will acquire or merge with a business or company in which the Company's promoters, management or their affiliates or associates directly or indirectly have an ownership interest, however there is no agreement, policy, or understanding to prevent such a transaction. In the event of such a non-arm's length transaction, Management would seek an independent appraisal of the transaction. Notwithstanding the foregoing, there is the potential that a conflict of interest will arise between the Company and its management in which case Management's fiduciary duties may be compromised. Any remedy available under state corporate law would, in such an event, most likely be prohibitively expensive and time consuming.

A number of states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Some states prohibit the initial offer and sale as well as any subsequent resale of securities of shell companies to residents of their states. In such an event, the shareholders of the Company, as well as the shareholders of any target company, may be limited in their ability to resell shares of the Company. To the best knowledge of the Company, the following states may have such limitations (this list is not exhaustive and a significant number of other states may also have such limitations): Connecticut, Georgia, Oregon, Washington, and Florida.

COMPETITION

Inherent difficulties exist for any new company seeking to enter an established field. The Company will remain an insignificant participant among the firms which engage in mergers with and acquisitions of privately financed entities.

There are many established venture capital and financial concerns which have significantly greater financial and personnel resources, technical expertise and experience than the Company. The Company is also subject to competition from numerous other recently formed public and private entities with business objectives similar to those of the Company.

REGULATION

The Investment Company Act of 1940 ("Investment Act") defines an investment company as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. The Company does not intend to engage primarily in the activities of purchasing, trading or selling securities and intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Act. The Company could be expected to incur significant registration and compliance costs if required under the Investment Act, and the regulations promulgated thereunder.
Section 3(a) of the Investment Act provides exclusions from its application for companies which are not primarily engaged in the business of investing, reinvesting or trading in "investment securities". Management intends to implement its business plan in a manner which will result in the availability of this exception from the definition of "investment company". Accordingly, Management will continue to review the Company's activities from time to time with a view toward reducing the likelihood that the Company could be classified as an "investment company".

The Company's plan of business may involve changes in its capital structure, management, control, and business, especially if it consummates its plan to acquire or merge with another entity. Each of these areas are regulated by the Investment Act, which regulations have the purported purpose of protecting purchasers of investment company securities. Since the Company will not register as an investment company, its shareholders will not be afforded these purported protections.

Even if the Company restricts its activities as described above, it is possible that it may be classified as an inadvertent investment company. This would be most likely to occur if significant delays are experienced in locating a business opportunity.

The Company intends to vigorously resist classification as an investment company and to take advantage of any exemptions or exceptions from application of the Investment Act, including an exception which allows an entity a one-time option during any three (3) year period to claim an exemption as a "transient" investment company. The necessity of asserting any such contention, or making any other claim of exemption, could be time consuming, costly or even prohibitive, given the Company's limited resources.

The Company intends to structure a merger or acquisition in such a manner as to minimize Federal and state tax consequences to the Company and its shareholders, and to any target company and its shareholders. Under Section 368 of the Internal Revenue Code of 1986, as amended (the "Code"), a statutory merger or consolidation is an exempt transaction and may be tax free to the companies and their shareholders if effected in accordance with state law. A tax free reorganization may require the Company to issue a substantial portion of its securities in exchange for the securities or assets of a target firm. Consequently, a tax free reorganization may result in substantial dilution of the ownership interests of the present shareholders of the Company. Even if a merger or consolidation is undertaken in accordance with the Code, there is no assurance that tax regulations will not change and result in the Company or its shareholders incurring a significant tax liability.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on Nasdaq and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years,
(ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

EMPLOYEES

The Company presently has no employees other than its officers. Each of the officers has employment and/or other business associations elsewhere. None of the officers has allocated more than a minimal amount of time to the affairs of the Company.

ITEM  2.  DESCRIPTION  OF  PROPERTY

     Since its inception, the Company has maintained its offices rent free at the office of its President, M. Richard Cutler, 610 Newport Center Drive, Suite 800, Newport Beach, CA 92660. Mr. Cutler has agreed that the Company may remain until consummation of a Business Combination. The Company will utilize a minimal amount of space. There are no other preliminary agreements with respect to future offices or facilities, however, following the consummation of an acquisition, it is anticipated that the Company's offices will change to those of the target company.

ITEM  3.  LEGAL  PROCEEDINGS

     The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation which it believes could have a materially adverse effect on its reported financial condition or results of operations.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

ITEM  5.      MARKET  FOR  THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

MARKET  INFORMATION

     The Company's securities do not currently, and have not in the past, traded on any active or liquid public market. Thus, there is currently no market for the Company's securities and there can be no assurance that a trading market will develop or, if one develops, that it will continue.

NUMBER  OF  SHAREHOLDERS

     The number of beneficial holders of record of the Common Stock of the Company as of the close of business on March 15, 2001 was eight.

DIVIDEND  POLICY

     To date, the Company has declared no cash dividends on its Common Stock, and does not expect to pay cash dividends in the next term. The Company intends to retain future earnings, if any, to provide funds for operation of its business.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and the Company's actual results could differ materially from those forward-looking statements. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto.

GENERAL  OVERVIEW

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

     Each of the current shareholders of the Company has agreed not to sell or otherwise transfer any of their common stock of the Company until after such time as the Company has completed a business combination transaction.

     As soon as the Company is eligible, it intends to apply to have its common stock listed or admitted to quotation on the NASD OTC Bulletin Board or, if it meets the financial and other requirements thereof, on the Nasdaq Small Cap Market, National Market System, or other regional or national exchange.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has no funds available and does not anticipate having any funds available until a merger transaction is consummated. In the event that no transaction is consummated, the Company will have a very limited amount of funds with which to operate and may not be able to operate in the future.

EXPENSES

The  Company  expended  $3,605  in  the  twelve  months ended December 31, 2000.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations.

ITEM  7.  FINANCIAL  STATEMENTS

     The financial statements and supplementary financial information which are required to be filed under this item are presented under Item 13. Exhibits, Financial Statement Schedules and Reports on Form 10-KSB in this document, and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements between Haskell & White LLP, Certified Public Accountants and Management of the type required to be reported under this
Item  8  since  the  date  of  their  engagement.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The directors and executive officers of the Company as of March 15, 2001, are as follows:

Name                         Age     Position(s)
----                        ---     -----------

M.  Richard  Cutler          43     President,  Treasurer,  Secretary,  Director


M. RICHARD CUTLER, 43, is President, Treasurer, Secretary and a Director of the Company, and has been since its inception. Mr. Cutler founded the Cutler Law Group in August 1996. Mr. Cutler has practiced in the general corporate and securities area since his graduation from law school. Mr. Cutler is a graduate of Brigham Young University (B.A., magna cum laude, 1981); and Columbia University School of Law (J.D. 1984). While at Columbia, Mr. Cutler was honored as a Harlan Fiske Stone Scholar, was Managing Editor of the Columbia Journal of Law and Social Problems, received a Recognition of Achievement with Honors in Foreign and International Law, Parker School of Foreign and Comparative Law and was honored for best senior writing for "United States v. Ross: A Solution to the Automobile Container Dilemma?" published in the Columbia Journal of Law & Social Problems in 1983. Mr. Cutler was admitted to the State Bar of Texas in 1984 and the State Bar of California in 1990. After law school, Mr. Cutler joined the national law firm of Jones, Day, Reavis & Pogue where he practiced in the corporate, securities and mergers and acquisitions departments. Mr. Cutler subsequently spent five years in the corporate and securities department of Akin, Gump, Strauss, Hauer & Feld, a Dallas law firm. Subsequently, Mr. Cutler was with the Los Angeles office of Kaye, Scholer, Fierman, Hayes & Handler, a New York based law firm, where he continued his general business and securities practice. In 1991, Mr. Cutler founded the law firm of Horwitz, Cutler & Beam, where he practiced corporate and securities law for five years. Mr. Cutler has been admitted to the U.S. Federal District Courts, Central and Northern Districts of California, as well as the U.S. Court of Appeals, Ninth Circuit. Mr. Cutler is the author of "Comparative Conflicts of Law: Effectiveness of Contractual Choice of Forum," published in the Texas International Law Journal in 1985. Mr. Cutler also serves the Company as corporate and securities counsel. See "Certain Transactions."

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, during the year ended December 31, 2000, not all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

ITEM  10.  EXECUTIVE  COMPENSATION

     The Company does not have employment contracts with any of its management personnel.

SUMMARY  COMPENSATION  TABLE
     The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the three fiscal years ended December 31, 2000. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                           SUMMARY COMPENSATION TABLE


                         Annual Paid Compensation                        Long Term Compensation
                         -------------------------                      ------------------------
                                                                    Awards                              Payouts
                                                                    --------------------------------------------

                                                           OTHER         RESTRICTED    SECURITIES              ALL
                                                           ANNUAL         STOCK        UNDERLYING     LTIP     OTHER
                               SALARY             BONUS  COMPENSATION     AWARDS        OPTIONS     PAYOUTS   COMPENSATION
                    YEAR         ($)               ($)      ($)             ($)         SARS (#)      ($)        ($)
NAME AND
PRINCIPAL
POSITION
----------------------------------------------------------------------------------------------------------------------------

M. Richard Cutler     2000       -0-               -0-      -0-             -0-           -0-          -0-       -0-
(President,         (12/31)
 Treasurer,
 Secretary)
------------------
                      1999      -0-                -0-      -0-             -0-           -0-          -0-       -0-
                    (12/31)
                    -------

                      1998      -0-                -0-      -0-             -0-           -0-          -0-       -0-
                    (12/31)
                    -------

                                               OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                       (INDIVIDUAL GRANTS)


                              NUMBER OF SECURITIES      PERCENT OF TOTAL
                                 UNDERLYING            OPTIONS/SAR'S GRANTED
                               OPTIONS/SAR'S           TO EMPLOYEES IN FISCAL   EXERCISE OF BASE PRICE
NAME                             GRANTED (#)              YEAR                    ($/SH)                  EXPIRATION DATE
-------------------------------------------------------------------------------------------------------------------------
M. Richard Cutler                  None                     N/A                     N/A                       N/A

                                        AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                               AND FY-END OPTION/SAR VALUES



                                                                                               Value of Unexercised In
                                                                     Number of Unexercised      The-Money Option/SARs
                         Shares Acquired                             Securities Underlying       At FY-End ($)
                              On                  Value             Options/SARs At Fy-End (#) Exercisable/Unexercisable
Name                        Exercise (#)          Realized ($)      Exercisable/Unexercisable
------------------------------------------------------------------------------------------------------------------------
M. Richard Cutler            N/A                    N/A                         None                       N/A

COMPENSATION  OF  DIRECTORS

     Directors were not separately compensated for their services in the year ended December 31, 2000.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth, as of March 15, 2001, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

                                                       Common Stock  Percent of
Title Class     Name and Address of Beneficial Owner   Outstanding  Outstanding
----------      -----------------------------------    -----------  -----------
Common Stock   M. Richard Cutler (1)                     824,500      82.45%
               610  Newport  Center Drive, Suite 800
               Newport  Beach,  CA  92660

Common Stock   Vi Bui                                    145,500      14.55%
               610  Newport Center Drive, Suite  800
               Newport  Beach,  CA  92660

Common Stock   All Directors and Officers as a Group     824,500      82.45%
                (1  Person  in  total)
--------------------------------------------------------------------------------
(1) 194,000 of such shares are registered in the name of Trois Mousquetaires LLC, of which Mr. Cutler is the beneficial owner.

     The Company believes that the beneficial owners of securities listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The Company will not enter into any transactions with any officer, director or controlling shareholder of the Company until such time, if ever, as the Company acquires an operating business. At such time, it is expected that the Company will experience a change in control, including a complete change in the Board of Directors and management of the Company.

     Certain conflicts of interest now exist and will continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which he devotes his primary attention. Each officer and director may continue to do so notwithstanding the fact that Management time should be devoted to the business of the Company. Each of the Company's officers and directors are or may become involved in other personal and business ventures.

     The officers, directors and founders are and may become, in their individual capacities, controlling shareholders and/or partners of other entities engaged in a variety of businesses. Thus, there exists potential for conflicts of interest, including, among other things, time, effort, and corporate opportunity, involved in anticipation with such other business entities and transactions. Conflicts may arise if a target company or its principals seek to acquire some or all of the stock holdings of present Management.

     M. Richard Cutler, attorney at law, has acted as corporate and securities counsel to the corporation. Mr. Cutler beneficially owns 824,500 shares of the Company and is an officer and director.

     If a prospective Business Combination candidate required the sale of some or all of the shareholdings of the officers and directors, the officers and directors would be free to negotiate and effect such sales. Consequently, the Company's Management would receive pecuniary gain which may not be available to other shareholders.

     The Company has no specified procedure for the resolution of current or potential conflicts of interest between the Company, its officers, and directors or affiliated entities. Shareholders who believe that the Company has been harmed by failure of an officer or director to appropriately resolve any conflict of interest may be able to bring a suit to enforce their rights or the Company's rights.

     Management may be issued additional securities of the Company at the discretion of the Board of Directors in accordance with their fiduciary obligations under state corporate law.

BLANK  CHECK  ACTIVITIES

     In 1998, AGM, Inc., a Nevada corporation, was formed as a blank check, or shell company. In October 1999, AGM filed a Form 10-SB with the Securities and Exchange Commission, and has received confirmation from the SEC that its filing will not be reviewed and will be effective in December 1999. On January 18, 2000, AGM was acquired by 2infinity.com, a Colorado corporation.

     In 1998, Conchology, Inc., a Nevada corporation, was formed as a blank check, or shell company. In November 1999, Conchology filed a Form 10-SB with the Securities and Exchange Commission, and has received confirmation from the SEC that its filing will not be reviewed and will be effective in January 2000. On February 9, 2000, Conchology was acquired by Wamex Holdings, Inc., a Delaware corporation.

     In 1998, Society of Economic Assurance, Inc., a Nevada corporation, was formed as a blank check, or shell company. In January, 2000, Society filed a Form 10-SB with the Securities and Exchange Commission, and has received confirmation from the SEC that its filing will not be reviewed and will be effective in March 2000. On February 16, 2000, Society of Economic Assurance, Inc. was acquired by iLive, Inc., a Nevada corporation.

     In 1998, Malacology, Inc., a Nevada corporation, was formed as a blank check, or shell company. On February 14, 2000, Malacology, Inc. filed a Form 10-SB with the Securities and Exchange Commission. Malacology, Inc. does not have any material business operations and has not completed a Business Combination Transaction.

     In 1998, Columbialum, Ltd., a Nevada corporation, was formed as a blank check, or shell company. On February 14, 2000, Columbialum, Ltd., filed a Form 10-SB with the Securities and Exchange Commission. Columbialum, Ltd., does not have any material business operations and has not completed a Business Combination Transaction.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

INDEX  TO  FINANCIAL  STATEMENTS                                     Page
                                                                     ---
Independent  Auditors'  Report

Balance  sheet  as  of  December  31,  2000 . . . . . . . . .  . .   F-2

Statements  of  Operations . . .  . . . . . . . . . . . . . . . .    F-3

Statements  of  Stockholders'  Equity  (Deficit). . . . . . . . .    F-4

Statements  of  Cash  Flows. .  . .  .. . . . . . .  . . .. . . .    F-5

Notes  to  Financial  Statements . . . . . .  . . . . . . . . . .    F-6

All other schedules are omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

INDEX  TO  EXHIBITS

     The Company undertakes to furnish to any shareholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by the Company in furnishing any such exhibit.

EXHIBIT  NO.     DESCRIPTION
------------     -----------


*3.1             Articles  of  Incorporation  of  the  Company

*3.2             Bylaws  of  the  Company

------------------------------
*  Previously  filed

REPORTS  ON  FORM  8-K

None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March  30,  2001


                                      CONUS  HOLDINGS,  INC.

                                      /s/  M.  Richard  Cutler
                                      ______________________________
                                      By:  M.  Richard  Cutler
                                      Its:  President, Secretary, and Treasurer


Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                      Capacity         Date
---------                      --------         ----

/s/  M.  Richard  Cutler        Director        March  30,  2001
__________________________
M.  Richard  Cutler

                          INDEPENDENT AUDITORS' REPORT



To  the  Board  of  Directors  and  Stockholders
Conus  Holdings,  Inc.

We have audited the accompanying balance sheet of Conus Holdings, Inc. (a Development Stage Enterprise) (the "Company") as of December 31, 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999, and the period from inception, April 9, 1998, through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, and the period from inception, April 9, 1998, through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no operations and no liquid resources. Further, the development of operations and the acquisition of liquid resources are contingent solely on the Company's ability to complete a business combination transaction. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                HASKELL  &  WHITE  LLP
                                                 /S/ Haskell & White LLP
March  27,  2001


                              CONUS HOLDINGS, INC.
                        (A Development Stage Enterprise)

                                    BALANCE SHEET
                             AS OF DECEMBER 31, 2000

                                       ASSETS



Cash                     $-
                         --

    Total assets         $-
                         ==




                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Payable to related party (Note 1)                         $ 4,125
                                                          --------

    Total liabilities                                       4,125
                                                          --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.001 par value; 2,000,000 shares
    authorized; no shares issued and outstanding                -
  Common stock, $0.001 par value; 20,000,000 shares
    authorized; 1,000,000 shares issued and outstanding     1,000
  Deficit accumulated during the development stage         (5,125)
                                                          --------

    Total stockholders' equity (deficit)                   (4,125)
                                                          --------

        Total liabilities and stockholders' equity
          (deficit)                                       $     -
                                                          ========

                See accompanying notes to financial statements.

                              CONUS HOLDINGS, INC.
                        (A Development Stage Enterprise)


                            STATEMENTS OF OPERATIONS




                                                                   Period From
                                                                   Inception,
                                     Year           Year           April 9, 1998,
                                     Ended          Ended          Through
                                     December 31,   December 31,   December 31,
                                         2000           1999             2000
                                     -------------  -------------  ---------------

General and administrative expenses  $       3,605  $         135  $         5,125
                                     -------------  -------------  ---------------

NET LOSS                             $       3,605  $         135  $         5,125
                                     =============  =============  ===============

                 See accompanying notes to financial statements.

                              CONUS HOLDINGS, INC.
                        (A Development Stage Enterprise)


                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

           FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999, AND FOR THE PERIOD FROM INCEPTION, APRIL 9, 1998 THROUGH DECEMBER 31, 2000




                                                         Deficit
                                                        Accumulated
                                                        During the
                                  Common Stock          Development
                                  ------------
                              Shares        Amount        Stage     Total
                              ------------  ------------  --------  --------

BALANCES, April 9, 1998                  -  $          -  $     -   $     -

Issuance of common stock
  for services                   1,000,000         1,000        -     1,000

Net loss for the period from
  inception, April 9, 1998,
  through December 31, 1998              -             -   (1,385)   (1,385)
                              ------------  ------------  --------  --------

BALANCES, December 31, 1998      1,000,000         1,000   (1,385)     (385)

Net loss for the year ended
  December 31, 1999                      -             -     (135)     (135)
                              ------------  ------------  --------  --------

BALANCES, December 31, 1999      1,000,000         1,000   (1,520)     (520)

Net loss for the year ended
  December 31, 2000                      -             -   (3,605)   (3,605)
                              ------------  ------------  --------  --------

BALANCES, December 31, 2000      1,000,000  $      1,000  $(5,125)  $(4,125)
                              ============  ============  ========  ========

                 See accompanying notes to financial statements.

                              CONUS HOLDINGS, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH




                                                                        Period From
                                                                          Inception,
                                         Year            Year            April 9, 1998,
                                         Ended           Ended           Through
                                         December 31,    December 31,    December 31,
                                              2000            1999              2000
                                         --------------  --------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                               $      (3,605)  $        (135)  $        (5,125)

  Issuance of common stock for services              -               -             1,000

  Increase in payable to related party           3,605             135             4,125
                                         --------------  --------------  ----------------

      Net cash used by
        operating activities                         -               -                 -
                                         --------------  --------------  ----------------

NET INCREASE (DECREASE) IN CASH                      -               -                 -
                                         --------------  --------------  ----------------

CASH, BEGINNING OF PERIOD                            -               -                 -
                                         --------------  --------------  ----------------

CASH, END OF PERIOD                      $           -   $           -   $             -
                                         ==============  ==============  ================

                    See accompanying notes to financial statements.

                              CONUS HOLDINGS, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

           FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999, AND FOR THE PERIOD FROM INCEPTION, APRIL 9, 1998, THROUGH DECEMBER 31, 2000.


1.     BUSINESS,  CAPITAL  STRUCTURE,  AND  SIGNIFICANT  ACCOUNTING  POLICIES

     Business

     Conus Holdings, Inc. (A Development Stage Enterprise) (the "Company") was incorporated on April 9, 1998 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on incorporation activities, organizational efforts, and corporate compliance matters. Expenses related to these activities have been paid by an entity owned by the Company's majority stockholder. As a result, the Company has recorded a $4,125 payable to related party as of December 31, 2000. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development stage enterprise as of December 31, 2000.

     Capital  Structure

     On April 10, 1998, the Company's Board of Directors approved the issuance of 1,000,000 common to the Company's founders for services which were valued at a nominal amount approximating fair value ($1,000 recorded as general and administrative expenses in the accompanying statement of operations). Of these shares, 824,500 shares were issued to two officers of the Company, and as of December 31, 2000, such shares are owned by one officer.

     Management  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

                              CONUS HOLDINGS, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

           FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999, AND FOR THE PERIOD FROM INCEPTION, APRIL 9, 1998, THROUGH DECEMBER 31, 2000.



                              CONUS HOLDINGS, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

           FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999, AND FOR THE PERIOD FROM INCEPTION, APRIL 9, 1998, THROUGH DECEMBER 31, 2000.



                                       F-7
1.          BUSINESS,  CAPITAL  STRUCTURE,  AND  SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Income  Taxes

     The Company uses the liability method of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the year's taxable income for federal and state income tax reporting purposes.

The Company's net deferred tax asset at December 31, 2000, consists solely of net operating losses of approximately $4,000. At December 31, 2000, the Company provided a 100% valuation allowance for the tax effect of these net operating losses totaling approximately $1,000. No benefit for income taxes has been provided in the accompanying statements of operations since all deferred tax assets have been fully reserved. The Company has provided the valuation allowance since management could not determine that it was "more likely than not" that the benefits of the deferred tax assets would be realized.

Going  Concern  and  Management's  Plans

The Company has not commenced significant operations and has no liquid resources. Further, the development of operations and the acquisition of liquid resources are contingent solely on the Company's ability to complete a business combination transaction. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these conditions are to search for additional sources of capital, or new operating opportunities through business combinations or mergers. In the interim, the Company will require minimal overhead, and key administrative and management functions will be provided by stockholders. Accordingly, the accompanying financial statements have been presented under the assumption that the Company will continue as a going concern.