Form 10QSB
period 2001-03-31
CONUS HOLDINGS INC
filed 2001-05-15
CIK 1106206

SECURITIES  AND  EXCHANGE  COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark  One)

[X]     Quarterly  report  under  Section 13 or 15(d) of the Securities Exchange
Act  of  1934

     FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2001

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

Yes   [ X ]      No   [   ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2001 there were outstanding 1,000,000 shares of common stock, par value $0.001, and no shares of preferred stock.

                              CONUS HOLDINGS, INC.

                                      INDEX

                                                                            Page

Part  I      Financial  Information

Item  1.     Financial  Statements

             Balance  sheets  as  of  March  31,  2001
             and  December  31,  2000  (unaudited)                             3

             Statements  of  operations  for  the  three  months  ended
             March  31,  2001  and  2000  and  the  period  from  Inception,
             April  9,  1998  through  March  31, 2001 (unaudited)             4

             Statements  of  cash  flows  for  the  three  months  ended
             March  31,  2001  and  2000  and  the  period  from  Inception,
             April  9,  1998  through  March  31, 2001 (unaudited)             5

             Notes  to  financial  statements                                  6

Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation  7

Part  II     Other  Information

Item  1.     Legal  Proceedings                                                9

Item  2.     Changes  in  Securities                                           9

Item  3.     Defaults  Upon  Senior  Securities                                9

Item  4.     Submission of Matters to a Vote of Security Holders               9

Item  5.     Other  Information                                                9

Item  6.     Exhibits  and  Reports  on  Form  8-K                             9

                         PART I - FINANCIAL INFORMATION

Item  1.     Financial  Statements


                                    CONUS HOLDINGS, INC.
                                (A Development Stage Company)
                                       BALANCE SHEETS



                                                  March 31, 2001    December 31, 2000
                                                  ----------------  ------------------
                                                  (unaudited)


ASSETS

Cash                                              $            --   $              --
                                                  ----------------  ------------------
  Total assets                                    $            --   $              --
                                                  ================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Payable to related party                          $         5,683   $            4,125
                                                  ----------------  -------------------
  Total liabilities                               $         5,683   $            4,125
                                                  ----------------  -------------------


Stockholders' equity (deficit):
  Preferred stock:
    $0.001 par value; 2,000,000 shares
    authorized; no shares issued and
    outstanding                                   $            --   $               --
  Common stock, $0.001 par value,
    20,000,000 shares authorized;
    1,000,000 shares issued and
    outstanding on March 31, 2001
    and December 31, 2000                         $         1,000   $            1,000
  Deficit accumulated during the
    development stage                             $        (6,683)  $           (5,125)
                                                  ----------------  -------------------

  Total stockholders' equity (deficit)            $        (5,683)  $           (4,125)
                                                  ----------------  -------------------

    Total liabilities and stockholders'
    equity (deficit)                              $            --   $               --
                                                  ================  ===================


                                     CONUS HOLDINGS, INC.
                                 (A Development Stage Company)
                                   STATEMENTS OF OPERATIONS
                                          (Unaudited)



                                                                       Period from Inception,
                         Three months ended       Three months ended   April 9, 1998, through
                         March 31, 2001           March 31, 2000       March 31, 2001
                         -----------------------  -------------------  -----------------------

General and
Administrative Expenses  $                 1,558  $                --  $                 6,683
                         -----------------------  -------------------  -----------------------

Net loss                 $                 1,558  $                --  $                 6,683
                         =======================  ===================  =======================



                                    CONUS HOLDINGS, INC.
                               (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)



                                                                                   Period from
                                                                                   Inception April
                                         Three months ended   Three Months ended   9, 1998, through
                                         March 31, 2001       March 31, 2000       March 31, 2001
                                         --------------       ------------------   -----------------

Cash flows from operating activities:

  Net loss                               $      (1,558)       $       --           $       (6,683)

  Issuance of Common
  Stock for Services                     $       --           $       --           $        1,000

  Increase in payable to related party   $       1,558        $       --           $        5,683

  Net cash used in operating activities  $       --           $       --           $       -
                                         ------------------   ------------------   ---------------

Net increase (decrease) in cash          $       --           $       --           $       -
                                         ------------------   ------------------   ---------------
Cash, beginning of period                $       --           $       --           $       -
                                         ------------------   ------------------   ---------------

Cash, end of period                      $       --           $       --           $       -
                                         ==================   ==================   ===============


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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three months ended March 31, 2001. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

     Management  Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Item  2.   Management's  Discussion  and  Analysis  or  Plan  of  Operation

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial
Statements and the related Notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. This Quarterly Report on Form 10-QSB contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

     The  Company's   activities   since   inception   have  been   limited   to
organizational matters, and the Company has not engaged in any operating activity since its inception.

     The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 ( the
"Exchange Act" ) and Rule 12 (g) thereof. The Company files with the Securities and Exchange Commission periodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB.

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


                                   CONUS  HOLDINGS,  INC.


Dated:  May  15,  2001              /s/  M.  Richard  Cutler
                                   ---------------------------
                                   By:  M.  Richard  Cutler
                                   Its: President