Form 10QSB
period 2001-09-30
CONUS HOLDINGS INC
filed 2001-11-08
CIK 1106206

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark  One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from __________ to __________

                         Commission file number 0-29487

                              CONUS HOLDINGS, INC.
                              --------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                  NEVADA                                       33-0850619
                  ------                                       ----------
     (State or Other Jurisdiction of                         (IRS Employer
     Incorporation or Organization)                       identification No.)

                           1517 E. 7th Avenue, Suite C
                              Tampa, Florida 33605
                              --------------------
                    (Address of Principal Executive Offices)

                                 (813) 248-0089
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                       610 Newport Center Drive, Suite 800
                             Newport Beach, CA 92660
                             -----------------------
              (Former Name, Former Address and Former Fiscal Year,
                          If changed since Last Report)



         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 30, 2001 there were 1,000,000 shares of common stock issued and outstanding, par value $0.001, and no shares of preferred stock are issued and outstanding.

                              CONUS HOLDINGS, INC.

                                      INDEX
                                                                         Page

Part I   Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheet as of September 30, 2001
         (unaudited) and December 31, 2000                                 3

         Consolidated statement of operations for the three
         months and nine months ended September 30, 2001 and
         2000, and for the period from inception, April 9, 1998,
         through September 30, 2001 (unaudited)                            4

         Consolidated statement of cash flows for the nine months
         ended September 30, 2001 and 2000, and for the period
         from inception, April 9, 1998, through September 30, 2001
         (unaudited)                                                       5

         Notes to consolidated financial statements                        6

Item 2. Management's Discussion and Analysis or Plan of Operation          7

Part II Other Information                                                  7

Item 1. Legal Proceedings                                                  7

Item 2. Changes in Securities                                              7

Item 3. Defaults Upon Senior Securities                                    7

Item 4. Submission of Matters to a Vote of Security Holders                7

Item 5. Other Information                                                  7

Item 6. Exhibits and Reports on Form 8-K                                   8

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                                      CONUS HOLDINGS, INC.
                                  CONSOLIDATED BALANCE SHEET

                                                            September 30, 2001         December 31, 2000
                                                            ------------------         -----------------
                                                               (unaudited)
                  ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . .              $       2,534             $           --
                                                              -------------             --------------

  Total assets . . . . . . . . . . . . . . . . .              $       2,534             $           --
                                                              =============             ==============


                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable . . . . . . . . . . . . . . . .              $       8,746             $           --
Payable to related party (see note 3). . . . . .              $          --             $        4,125
Debentures payable (see note 4). . . . . . . . .              $      11,500             $           --
                                                              -------------             --------------

    Total liabilities. . . . . . . . . . . . . .              $      20,246             $        4,125
                                                              -------------             --------------

Stockholders' equity (deficit):
  Preferred stock, $0.001 par value;
    2,000,000 shares authorized;
    no shares issued and outstanding . . . . . .              $          --             $           --
  Common stock, $0.001 par value,
    20,000,000 shares authorized;
    1,000,000 shares issued and
    outstanding on September 30, 2001
    and December 31, 2000. . . . . . . . . . . .              $       1,000             $        1,000
  Additional Paid in Capital(see note 3) . . . .              $       6,050             $           --

  Retained Earnings (deficit). . . . . . . . . .              $     (24,762)            $       (5,125)
                                                              -------------             --------------


    Total stockholders' equity (deficit) . . . .              $     (17,712)            $       (4,125)
                                                              -------------             --------------

    Total liabilities and stockholders'
      equity (deficit) . . . . . . . . . . . . .              $       2,534             $           --
                                                              =============             ==============

                         See Accompanying Notes to Consolidated Financial Statements

                                                    3

                                                     CONUS HOLDINGS, INC.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (Unaudited)


                                                                                                              Period from
                                                                                                               Inception,
                                               3 months ended                   9 months ended               April 9, 1998
                                       ---------------------------         ---------------------------          through
                                        Sept 30,          Sept 30,         Sept 30,          Sept 30,           Sept 30,
                                         2001               2000             2001              2000              2001
                                       ---------         ---------         ---------         ---------         ---------
General and Administrative
  Expenses . . . . . . . . . .         $  17,712         $      --         $  19,637         $      --         $  24,762
                                       ---------         ---------         ---------         ---------         ---------

Net Profit (Loss). . . . . . .         $ (17,712)        $      --         $ (19,637)        $      --         $ (24,762)
                                       =========         =========         =========         =========         =========

Net (Loss) Per Share . . . . .         $    (.01)        $      --         $    (.02)        $      --         $    (.02)
                                       =========         =========         =========         =========         =========

Weighted Average Common
  Shares Outstanding . . . . .         1,000,000         1,000,000         1,000,000         1,000,000         1,000,000
                                       =========         =========         =========         =========         =========


                              See Accompanying Notes to Consolidated Financial Statements

                                                         4

                                              CONUS HOLDINGS, INC.
                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (Unaudited)



                                                                                         Period from
                                                                                           Inception
                                               Nine months           Nine Months         April 9, 1998
                                                  ended                 ended              through
                                              Sept 30, 2001         Sept 30, 2000        Sept 30,2001
                                              -------------         -------------        ------------
Cash flows from operating activities:

  Net (loss) . . . . . . . . . . . . . .      $     (19,637)        $          --        $    (24,762)

  Issuance of Common
  Stock for Services . . . . . . . . . .      $          --         $          --        $      1,000

  Increase in accounts payable . . . . .      $       8,746         $          --        $      8,746
                                              -------------         -------------        ------------

                                              $     (10,891)        $          --        $    (15,016)
Cash flows from financing activities:

  Increase in debentures payable . . . .      $      11,500         $          --        $     11,500

  Contribution of related party payable       $       1,925         $          --        $      6,050
                                              -------------         -------------        ------------

                                              $      13,425         $          --        $     17,550
                                              -------------         -------------        ------------

Net increase (decrease) in cash  . . . .      $       2,534         $          --        $      2,534

Cash, beginning of period  . . . . . . .      $           0         $          --        $          0
                                              -------------         -------------        ------------


Cash, end of period  . . . . . . . . . .      $       2,534         $          --        $      2,534
                                              =============         =============        ============


           See Accompanying Notes to Consolidated Financial Statements

                                      5

                              CONUS HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 General

         CONUS HOLDINGS, INC. (the "Company") was incorporated on April 9, 1998 under the laws of the State of Nevada. The Company's fiscal year end is December
31. From inception to September 15, 2001, the Company operated as a development stage enterprise. On September 15, 2001, the Company commenced operations with two new wholly owned operating subsidiaries, Conus Marketing, Inc. and Conus Computers, Inc. Both subsidiaries are Florida corporations that are currently operating in the telemarketing industry. The Conus' subsidiaries operate a telemarketing center in St. Petersburg, Florida.

Note 2 Basis of Accounting.

         The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany accounts have been eliminated. In the opinion of management, all material adjustments considered necessary for a fair presentation have been made. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Note 3 Change in Control of Company; Change in Management

         On August 6, 2001, BKR Investments, Inc. acquired 600,000 shares of common stock of the Company in a private purchase transaction. Simultaneously with this transaction, the board of directors of the Company nominated Richard
J. Diamond to the board of directors, and all former officers and directors resigned. Mr. Diamond was then named President of the Company. Also simultaneously with this transaction, a related party payable in the amount of $6,050 was reclassified as additional paid in capital.

Note 4 Debentures Payable

         On September 6, 2001, the Company authorized the issuance of debentures in the total aggregate amount of $11,500. These debentures are 5% senior subordinated convertible debentures due December 31, 2002 and are convertible into restricted common stock of the Company at $.001 per share. As of September 30, 2001, this offering was fully subscribed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE PERIOD ENDED SEPTEMBER 30, 2000

         From inception to September 15, 2001, the Company was a development stage enterprise. On September 15, 2001, the Company commenced operations with two new wholly owned subsidiaries, Conus Marketing, Inc. and Conus Computers, Inc. Both subsidiaries are Florida corporations that are currently operating in the telemarketing industry. These two subsidiaries operate a telemarketing center in St. Petersburg, Florida. During the month of September, 2001, the Company incurred general and administrative expenses in the amount of $17,512 as compared to $0 for the same period ended September, 2000. For the nine month period ended September 30, 2001, the Company incurred general & administrative expenses in the amount of $19,637 as compared to $0 for the same period ended September 30, 2000.

Liquidity

         The Company has financed its operations through short-term credit facilities and from the sale of debentures. The Company is also in the process of raising an additional $500,000 via the issuance of convertible debentures (Item 5).


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         There are no legal proceedings against the Company and the Company is unaware of any proceedings contemplated against it.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to the security holders for a vote.

Item 5.  Other Information.

         Subsequent Event.

         On October 10, 2001, the Company authorized the issuance of debentures in the total aggregate amount of $500,000. These debentures are 8% subordinated convertible debentures due June 30, 2003, and are convertible into restricted common stock of the Company at $0.50 per share. As of October 30, 2001, the Company had received $62,000 in the sale of these debentures.

         The Company is negotiating the purchase of assets from In Touch Marketing, Inc. In Touch Marketing, Inc. is in the telemarketing industry and based in St. Petersburg, Florida.

                                       7
Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits

                  None.

         (b) Reports on Form 8-K.

         1. A Form 8-K was filed by the Company dated as of September 25, 2001 and filed September 26, 2001;

         2. A Form 8-K was filed by the Company dated as of August 17, 2001 and filed August 20, 2001.

                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  CONUS HOLDINGS, INC.


Dated:  November 6, 2001                           /s/ Richard J. Diamond
                                                   --------------------------
                                                  By:  Richard J. Diamond
                                                  President