Form 10KSB
period 2001-12-31
CONUS HOLDINGS INC
filed 2002-04-12
CIK 1106206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

         [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from _________ to _________

                           Commission File No. 0-29487

                              CONUS HOLDINGS, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          NEVADA                                              33-0850619
          ------                                              ----------
(State  or  Other  Jurisdiction  of                          (IRS  Employer
Incorporation  or  Organization)                        Identification  Number)

1517 E. 7th Avenue, Suite C, Tampa, Florida                     33605
--------------------------------------------                    -----
(Address  of  Principal  Executive  Offices)                  (Zip  Code)

                                 (813) 248-0089
                            -------------------------
                           (Issuer's Telephone Number)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
           -----------------------------------------------------------
                                     (None)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
           -----------------------------------------------------------
                         Common Stock, par value $0.001
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $ 0

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) N/A.

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 18, 2002 is 1,000,000 common shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc. ) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 (Securities Act). The listed documents should be clearly described for identification purposes.

None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

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

Item 6           Management's Discussion and Analysis or Plan of Operation.

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

Item 10          Executive Compensation.

Item 11          Security Ownership of Certain Beneficial Owners and Management.

Item 12          Certain Relationships and Related Transactions.

Item 13          Exhibits and Reports on Form 8-K.

                                INTRODUCTORY NOTE

This Annual Report on Form 10-KSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, disadvantageous currency exchange rates, termination of contracts, loss of suppliers, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition, and stock price, losses incurred in litigating and settling cases, dilution in the Company's ownership of its business, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

BACKGROUND OF THE COMPANY

The Company was organized under the Laws of the State of Nevada, on April 9,1998, as a blank check or shell company whose primary purpose is to engage in a merger with, or acquisition of one or a small number of private firms. Such firms are expected to be private corporations, partnerships or sole proprietorships. From inception through the present time, the primary activity of the Company has been directed towards organizational efforts, compliance matters and locating potential merger candidates.

On August 6, 2001, M. Richard Cutler, the then majority shareholder of the Company and sole officer and director, entered into a Stock Purchase Agreement with BKR Investments, Inc. a Florida corporation. Pursuant to the terms of the Stock Purchase Agreement, Mr. Cutler sold 600,000 shares of the Company's Common Stock owned by him that represented 60% of the outstanding shares of the Company's Common Stock, to BKR Investments, Inc. for $25,000.

On August 17, 2001, in accordance with the Stock Purchase Agreement, Mr. Cutler appointed Richard J. Diamond an officer and director of the Company. Simultaneously therewith, Mr. Cutler resigned his positions as sole officer and director of the Company, thereby leaving Mr. Diamond as the Company's sole officer and director.

On or about September 15, 2001, the Company formed two Florida companies as wholly owned subsidiaries, Conus Marketing, Inc. and Conus Computers, Inc. The companies were formed with the objective of marketing and selling various products through telemarketing, direct mail, coupons, infomercials and the Internet. To this end, the Company began negotiating several strategic marketing agreements and expected to begin operations during September 2001. As a result of a dispute, the Company ended negotiations related to the marketing agreements and terminated its initial plan of operations. During this period the Company began negotiating with In-Touch Marketing, Inc. regarding the potential acquisition of In-Touch Marketing's assets, however these negotiations have been terminated. Accordingly, the Company is still a "blank check" or "shell" company. The Company has not engaged in any significant efforts to identify possible merger or acquisition candidates and has no market studies available to it. At present, the Company has no business opportunities under contemplation for acquisitions.

BUSINESS OBJECTIVES

The Company plans to seek one or more potential businesses that Management believes warrant the Company's involvement. As a result of its limited resources, the number of potential businesses available will be extremely limited. The Company will not restrict its search to any particular industry. Nevertheless, Management does not intend to become involved with (i) a company that is an investment company under the Investment Company Act of 1940; (ii) with a company that is a broker or dealer of investment securities or commodities, or (iii) a company in which the officers, directors or shareholders of the target company are officers or directors of the Company. These business objectives are extremely general and are not intended to be restrictive upon the discretion of Management. Except for the general limitations contained above, Management has not developed and does not intend to develop specific criteria to be followed in the search for and selection of a business acquisition. Shareholders will therefore have extremely limited information as to

Management's specific intentions and investors will be unable to determine even the industries which Management might consider.

The target company may be (i) in its preliminary or developmental stage, (ii) a financially troubled business or (iii) a going concern. It is impossible to determine the capital requirements of the target business or whether such business may require additional capital. Some target companies may seek to establish a public trading market for their securities.

The analysis of potential business endeavors will be undertaken by or under the supervision of Management. At present, Mr. Richard J. Diamond is the Company's sole officer and director. Management will rely on its own business judgment in evaluating businesses that the Company may acquire or participate. See Item 9 - Directors, Executive Officers, Promoters and Control Persons. Locating and investigating specific business proposals may take an extended period of time. If a business is located, the negotiation, drafting, and execution of relevant agreements, disclosure documents and other instruments will require substantial time, effort, and expense. The time periods of these subsequent steps cannot be determined. If a specific business endeavor cannot be located the costs incurred in the investigation are not likely to be recovered. The failure to consummate an attempted transaction would likely result in the loss of the costs incurred.

Shareholders of the Company are relying totally upon the business judgment of Management. Shareholders will not likely be consulted or provided any disclosure documentation in connection with any acquisition engaged in by the Company, unless required by state corporate law or the federal securities laws. Although Management does not anticipate a sale of their personally owned Company shares in connection with an acquisition, in the event Management does enter into an agreement to do so, the remaining shareholders of the Company may not be afforded an equal opportunity to do so. As Management intends to offer a controlling interest in the Company, it is probable that a change of control will occur as a result of an acquisition engaged in by the Company. There are no lock-up agreements or understandings between the Company and its shareholders or among the shareholders which has the effect of restricting the transferability of any shareholders stock holdings. There are no arrangements, agreements, or understandings between non-management shareholders and Management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs, and there are no agreements concerning the election of members of the Board of Directors.

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

A number of states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Some states prohibit the initial offer and sale as well as any subsequent resale of securities of shell companies to residents of their states. In such an event, the shareholders of the Company, as well as the shareholders of any target company, may be limited in their ability to resell shares of the Company. To the best knowledge of the Company, the following states may have such limitations (this list is not exhaustive and a significant number of other states may also have such limitations): Connecticut, Georgia, Oregon, Washington, and Florida.

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

REGULATION

The Investment Company Act of 1940 (Investment Act) defines an investment company as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. The Company does not intend to engage primarily in the activities of purchasing, trading or selling securities and intends to conduct its activities so as to avoid being classified as an investment company under the Investment Act. The Company could be expected to incur significant registration and compliance costs if required under the Investment Act, and the regulations promulgated thereunder.

Section 3(a) of the Investment Act provides exclusions from its application for companies which are not primarily engaged in the business of investing, reinvesting or trading in investment securities. Management intends to implement its business plan in a manner which will result in the availability of this exception from the definition of investment company. Accordingly, Management will continue to review the Company's activities from time to time with a view toward reducing the likelihood that the Company could be classified as an investment company.

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

The Company intends to vigorously resist classification as an investment company and to take advantage of any exemptions or exceptions from application of the Investment Act, including an exception which allows an entity a one-time option during any three (3) year period to claim an exemption as a transient investment company. The necessity of asserting any such contention, or making any other claim of exemption, could be time consuming, costly or even prohibitive, given the Company's limited resources.

The Company intends to structure a merger or acquisition in such a manner as to minimize Federal and state tax consequences to the Company and its shareholders, and to any target company and its shareholders. Under Section 368 of the Internal Revenue Code of 1986, as amended (the Code), a statutory merger or consolidation is an exempt transaction and may be tax free to the companies and their shareholders if effected in accordance with state law. A tax free reorganization may require the Company to issue a substantial portion of its securities in exchange for the securities or assets of a target firm. Consequently, a tax free reorganization may result in substantial dilution of the ownership interests of the present shareholders of the Company. Even if a merger or consolidation is undertaken in accordance with the Code, there is no assurance that tax regulations will not change and result in the Company or its shareholders incurring a significant tax liability.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on Nasdaq and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

EMPLOYEES

The Company presently has no employees other than its sole officer. The Company's sole officer has employment and/or other business associations elsewhere. The Company's sole officer has not allocated more than a minimal amount of time to the affairs of the Company.

ITEM 2. DESCRIPTION OF PROPERTY

From its inception until September 2001, the Company maintained its offices rent-free at the office of its President, M. Richard Cutler, 610 Newport Center Drive, Suite 800, Newport Beach, CA 92660. As a result of the sale by Mr. Cutler of his shares and his resignation as an officer and director and the appointment of Mr. Richard Diamond as the Company's sole officer and director, the Company moved its offices to Richard Diamond's office located at 1517 E. 7th Avenue, Suite C, Tampa, Florida 33605. The Company maintains an office at this location rent-free. Mr. Diamond has agreed that the Company may remain at this location until consummation of a business combination. The Company will utilize a minimal amount of space. There are no other preliminary agreements with respect to future offices or facilities, however, following the consummation of an acquisition, it is anticipated that the Company's offices will change to those of the target company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

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

NUMBER OF SHAREHOLDERS

The number of beneficial holders of record of the Common Stock of the Company as of the close of business on March 18, 2002 was ten.

RECENT SALES OF UNREGISTERED SECURITIES

On September 6, 2001, the Company authorized the issuance of debentures in the total aggregate amount of $11,500. These debentures are 5% senior subordinated convertible debentures due December 31, 2002 and are convertible into the Company's Common Stock at $.001 per share. This offering was sold to 10 investors, each of whom represented to the Company that they were accredited investors. These debentures were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On October 10, 2001, the Company authorized the issuance of debentures in the total aggregate amount of $500,000. These debentures are 8% subordinated convertible debentures due June 30, 2003, and are convertible into the Company's Common Stock at $.50 per share. The Company sold an aggregate of $62,000 of these debentures to 20 investors, each of whom represented to the Company that they were accredited investors. These debentures were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

DIVIDEND POLICY

To date, the Company has declared no cash dividends on its Common Stock, and does not expect to pay cash dividends in the near term. The Company intends to retain future earnings, if any, to provide funds for operation of its business.

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

GENERAL OVERVIEW

The Company's activities since inception have been limited to organizational matters, compliance efforts and locating potential merger candidates, and the Company has not engaged in any operating activity since its inception.

The Company has registered its Common Stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the Exchange
Act) and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB.

The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desires to become a reporting (public) company whose securities are qualified for trading in the United States secondary market. The Company meets the definition of a blank check company contained in Section 7(b)(3) of the Securities Act of 1933, as amended.

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

As of the date hereof, Management has not made any final decision concerning, and has not entered into any agreements for, a business combination. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-KSB are advised to see if the Company has subsequently filed a Form 8-K.

As soon as the Company is eligible, it intends to apply to have its Common Stock listed or admitted to quotation on the NASD OTC Bulletin Board or, if it meets the financial and other requirements thereof, on the Nasdaq Small Cap Market, National Market System, or other regional or national exchange.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations through short-term credit facilities and from the sale of convertible debentures. During September 2001 the Company sold an aggregate of $11,500 of the Company's 5% senior subordinated convertible debentures due December 31, 2002. The debentures are convertible into the Company's Common Stock at $.001 per share.

On October 10, 2001, the Company authorized the issuance of 8% subordinated convertible debentures due June 30, 2003 in the aggregate amount of $500,000. These debentures are convertible into the Company's Common Stock at $.50 per share. The Company sold an aggregate or $62,000 of these debentures and terminated this offering.

At December 31, 2001 the Company had $13,296 in cash and total assets of $16,387. As of that same date the Company had total current liabilities of $12,700, and had working capital of $3,687.

As of December 31, 2001 the Company's total liabilities, including non-current liabilities was $74,700 and the Company had a stockholder deficit of $58,313.

EXPENSES

The Company expended $54,188 in the twelve months ended December 31, 2001, net of an extraordinary gain of $6,050.

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

The directors and executive officers of the Company as of March 18, 2002, are as follows:


         Name                  Age    Position(s)
         -----                 ---    -----------
         Richard J. Diamond    39     President, Treasurer, Secretary, Director

Mr. Diamond was elected to the Board of Directors and as President, Secretary and Treasurer of Conus Holdings, Inc. ("Conus") on August 17, 2001. From May, 2001 until present Mr. Diamond serves as Vice President of Apogee Business Consultants, LLC, a Nevada limited liability corporation of which he is a part owner. From 1996 and presently, Mr. Diamond also provides independent financial consulting for public and private companies. From January 1995 until February 2000 Mr. Diamond served as a director and President of Treasure Rockhound Ranches, Inc., a membership sales organization. From January 1995 until November 1996 Mr. Diamond served as Vice President and subsequently as President of Technology Holdings, Inc., a Florida based holding company. From May 1991 to January 1995, Mr. Diamond served as Vice President of Lintronics Technologies, Inc., an R&D company specializing in medical devices. Mr. Diamond earned a BS Degree from Florida Southern College, with a BS Degree in Financial Management.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, during the year ended December 31, 2001, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

ITEM 10. EXECUTIVE COMPENSATION

The Company does not have employment contracts with any of its Management personnel.

SUMMARY COMPENSATION TABLE

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the three fiscal years ended December 31, 2001. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                                                        SUMMARY COMPENSATION TABLE

                                                              Other
                          Year                                Annual      Restricted                            All Other
Name and Principal        Ended                               Compen-       Stock      Options/      LTIP        Compen
Position                  Dec. 30    Salary       Bonus       sation        Awards       SARs       Payouts       sation
------------------        -------    ------       -----       ------      -----------  --------     -------     ----------
M. Richard Cutler,        2001         -0-           -0-        -0-          -0-           -0-        -0-          -0-
President, Treasurer      2000         -0-           -0-        -0-          -0-           -0-        -0-          -0-
and Secretary (1)         1999         -0-           -0-        -0-          -0-           -0-        -0-          -0-

Richard J. Diamond,       2001          0-           -0-        -0-          -0-           -0-        -0-          -0-
President, Treasurer      2000         -0-           -0-        -0-          -0-           -0-        -0-          -0-
and Secretary (2)         1999         -0-           -0-        -0-          -0-           -0-        -0-          -0-
-----------
(1)   Appointed April 9, 1998, resigned August 17, 2001.
(2)   Appointed August 17, 2001.

                                                    OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                              (INDIVIDUAL GRANTS)

                          Number of Securities       Percent of Total
                               Underlying             Options/SAR's
                             Options/SAR's         Granted to Employees        Exercise of
Name                          Granted (#)             in Fiscal Year       Base Price ($ / SH)    Expiration Date
----                          -----------             --------------       -------------------    ---------------
M. Richard Cutler                 None                     N/A                     N/A                  N/A

Richard J. Diamond                None                     N/A                     N/A                  N/A

                                             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                                          AND FY-END OPTION/SAR VALUES


                            Shares                                                           Value of Unexercised
                          Acquired on       Value       Number of Unexercised Options        In-the-Money Options
Name                       Exercise       Realized      Excercisable / Unexercisable     Exercisable / Unexercisable
----                      -----------     --------      ----------------------------     ---------------------------
M. Richard Cutler             N/A            N/A                    None                             N/A

Richard J Diamond             N/A            N/A                    None                             N/A

COMPENSATION OF DIRECTORS

Directors were not separately compensated for their services in the year ended December 31, 2001.

CONSULTING AGREEMENTS

On September 1, 2001, we entered into a consulting agreement with Peerless Consultants, Inc. (the "Consultant"), a corporation partially owned by D. Jerry Diamond, the father of Richard J. Diamond, our sole officer and director. According to the agreement, the Consultant will provide the Company with the following services:

         - review and prepare documentation regarding actions taken by the board of directors

         - review and prepare documentation relative to shareholder matters

         - assist the Company and its counsel in preparation of filings made to the Securities and Exchange Commission

         - assist the Company and its counsel in the preparation of documents relative to acquisitions

         -        review and advise the Company on Press Releases

         - prepare and file documents necessary for the Company to change its corporate charter

In addition, at the Company's request, the Consultant shall also seek out, meet with and negotiate with companies and other entities to be considered for mergers with, or acquisition by, the Company.

The term of the agreement was six months commencing on September 1, 2001 and ending on February 28, 2002 at a fee of $7,500 per month. The Company paid the Consultant an aggregate of $30,000 through December 31, 2001.

In addition, the Company's sole officer and director was paid an aggregate of $15,000 as consulting fees through December 31, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 18, 2002, certain information with respect to the Company's equity securities owned of record or beneficially by
(i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

                                                                          Amount and Nature of         Percent of
  Title Class         Name and Address of Beneficial Owner                 Beneficial Ownership    Outstanding (2)
  -----------         ------------------------------------                 --------------------    ---------------
  Common Stock        Richard J. Diamond                                          180,000                18.0%
                      4590 44th Street South
                      St. Petersburg, FL  33711

  Common Stock        BKR Investments, Inc. (1)                                   600,000                60.0%
                      21 9th Street South
                      St. Petersburg, FL  33705

  Common Stock        D. Jerry Diamond                                             97,000                 9.7%
                      1517 E. 17th Street, Suite F
                      Tampa, FL  33605

  Common Stock        Terry M. Haynes                                              97,000                 9.7%
                      3414 W. Lykes
                      Tampa, FL

  Common Stock        All Directors and Officers as a Group (1 person)            180,000                18.0%
------------

(1)   Brendon K. Rennert is the sole shareholder of BKR Investments, Inc.
(2) There were 1,000,000 shares of Common Stock outstanding as of March 18, 2002

The Company believes that the beneficial owners of securities listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 1, 2001 we entered into a consulting agreement with Peerless Consultants, Inc., a corporation owned by D. Jerry Diamond, the father of Richard J. Diamond, our sole officer and director. The term of the agreement was six months commencing on September 1, 2001 and ending February 28, 2002 at a fee of $7,500 per month. The Company paid Peerless an aggregate of $30,000 through December 31, 2001.

Separately, Richard J. Diamond, our sole officer and director was paid an aggregate of $15,000 as consulting fees through December 31, 2001.

Aside from the transactions discussed above, the Company will not enter into any transactions with any officer, director or controlling shareholder of the Company until such time, if ever, as the Company acquires an operating business. At such time, it is expected that the Company will experience a change in control, including a complete change in the Board of Directors and Management of the Company.

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

If a prospective business combination candidate required the sale of some or all of the shareholdings of the officers and directors, the officers and directors would be free to negotiate and affect such sales. Consequently, the Company's Management would receive pecuniary gain which may not be available to other shareholders.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         INDEX  TO  CONSOLIDATED FINANCIAL  STATEMENTS                   Page
                                                                         ----

         Independent Auditors' Report . . . . . . . . . . . . . . . . .  F-1

         Consolidated Balance sheet as of December 31, 2001 . . . . . .  F-2

         Consolidated Statements of Operations . . .  . . . . . . . . .  F-3

         Consolidated Statements of Stockholders' Equity (Deficit). . .  F-4

         Consolidated Statements of Cash Flows. . . .  .. . . . . . .  . F-5

         Notes to Consolidated Financial Statements . . . . . .  . . . . F-6

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

     EXHIBIT NO.      DESCRIPTION

         3.1*         Articles of Incorporation of the Company;

         3.2*         Bylaws of the Company;

         4.1 Form of 5% Senior Subordinated Convertible Debenture due December 31, 2002;

         4.2          Form of 8% Subordinated Convertible Debenture due
                      June 30, 2003.

        10.1 Consulting Agreement dated September 1, 2001 between the Company and Peerless Consultants, Inc.

        21            Subsidiaries:
                      Conus Computers, Inc. - Florida (wholly owned) Conus Marketing, Inc. - Florida (wholly owned)

* Previously filed

REPORTS ON FORM 8-K

1. A Current Report on Form 8-K was filed on August 20, 2001 to report the change of control of the Company.

2. A Current Report on Form 8-K was filed on September 26, 2001 to report the formation of a wholly-owned subsidiary.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 11, 2002
                                         CONUS HOLDINGS, INC.



                                         By:  /s/ Richard J. Diamond
                                             -----------------------------------
                                             Richard J. Diamond
                                             President, Secretary and Treasurer



Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Capacity                    Date
---------                                --------                    ----


/s/  Richard J. Diamond                  Director               April 11, 2002
--------------------------
 Richard J. Diamond

                                       Audited Consolidated Financial Statements




                                                            CONUS HOLDINGS, INC.
                                                (A Development Stage Enterprise)




                                                        As of December 31, 2001,
                                 and the years ended December 31, 2001 and 2000,
                                                  and the Period From Inception,
                                        April 9, 1998, through December 31, 2001

                              CONUS HOLDINGS, INC.
                        (A Development Stage Enterprise)

                                Table Of Contents


                                                                        Page

Independent Auditors' Report                                             F-1

Financial Statements

       Consolidated Balance Sheet                                        F-2

       Consolidated Statements of Operations                             F-3

       Consolidated Statements of Stockholders' Equity (Deficit)         F-4

       Consolidated Statements of Cash Flows                             F-5

       Notes to Consolidated Financial Statements                        F-6

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Director
Conus Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Conus Holdings, Inc. (a Development Stage Enterprise) (the "Company") as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000, and the period from inception, April 9, 1998, through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2001, and the consolidated results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and the period from inception, April 9, 1998, through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no operations and limited financial and other resources. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                             HASKELL & WHITE LLP

April 2, 2002

                                      CONUS HOLDINGS, INC.
                                (A Development Stage Enterprise)


                                   Consolidated Balance Sheet
                                    As of December 31, 2001


                                             ASSETS
Cash                                                                                              $          13,296
Other current assets                                                                                          3,091
                                                                                                  -----------------
           Total assets                                                                           $          16,387
                                                                                                  =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accrued expenses                                                                                  $           1,200
Convertible notes payable (Note 3)                                                                           11,500
                                                                                                  -----------------

           Total current liabilities                                                                         12,700
                                                                                                  -----------------

Convertible notes payable (Note 3)                                                                           62,000
                                                                                                  -----------------

           Total non-current liabilities                                                                     62,000
                                                                                                  -----------------

           Total liabilities                                                                                 74,700
                                                                                                  -----------------

Commitments (Note 4)

Stockholders' equity (deficit)
   Preferred stock, $0.001 par value; 2,000,000 shares authorized; no
      shares issued and outstanding                                                                               -
   Common stock, $0.001 par value; 20,000,000 shares authorized;
      1,000,000 shares issued and outstanding                                                                 1,000
   Deficit accumulated during the development stage                                                         (59,313)
                                                                                                  ------------------

           Total stockholders' equity (deficit)                                                             (58,313)
                                                                                                  -----------------

           Total liabilities and stockholders' equity (deficit)                                   $          16,387
                                                                                                  =================

                                    See accompanying notes to financial statements.

                                                          F-2

                                      CONUS HOLDINGS, INC.
                                (A Development Stage Enterprise)

                              Consolidated Statements of Operations


                                                                                                    Period From
                                                                                                     Inception,
                                                               Year                Year            April 9, 1998,
                                                               Ended              Ended               Through
                                                            December 31,       December 31,         December 31,
                                                               2001                2000                 2001
                                                          ---------------    ----------------    ------------------
Consulting fees (Note 4)                                 $        (45,000)   $              -    $          (45,000)

General and administrative expenses                               (15,238)             (3,605)              (20,363)
                                                          ----------------   -----------------    ------------------
Loss before extraordinary item                                    (60,238)             (3,605)              (65,363)

Extraordinary item:
Gain on forgiveness of related party payable
   (Note 2)                                                         6,050                   -                 6,050
                                                          ---------------    ----------------     -----------------

Net loss                                                  $       (54,188)   $         (3,605)    $         (59,313)

Weighted average number of common shares
  outstanding                                                   1,000,000           1,000,000             1,000,000
                                                          ===============    ================     =================

Net loss per share                                        $         (0.06)   $          (0.01)    $           (0.06)
                                                          ===============    ================     =================


                                See accompanying notes to financial statements.

                                                       F-3

                                                CONUS HOLDINGS, INC.
                                          (A Development Stage Enterprise)

                            Consolidated Statements of Stockholders' Equity (Deficit)
                     For the Period from Inception, April 9, 1998 through December 31, 2001


                                                                                           Deficit
                                                                                         Accumulated
                                                                                         During the
                                                                 Common Stock            Development
                                                            Shares         Amount           Stage          Total
                                                          -----------    -----------    -----------     ----------
Balances, April 9, 1998                                             -    $         -    $         -     $        -

Issuance of common stock
  for services                                              1,000,000          1,000              -          1,000

Net loss for the period from
  inception, April 9, 1998,
  through December 31, 1998                                         -              -         (1,385)        (1,385)
                                                          -----------    -----------    ------------    ----------

Balances, December 31, 1998                                 1,000,000          1,000         (1,385)          (385)

Net loss for the year ended
  December 31, 1999                                                 -              -           (135)          (135)
                                                          -----------    -----------    -----------     ----------

Balances, December 31, 1999                                 1,000,000          1,000         (1,520)          (520)

Net loss for the year ended
  December 31, 2000                                                 -              -         (3,605)        (3,605)
                                                          -----------    -----------    ------------    -----------

Balances, December 31, 2000                                 1,000,000          1,000         (5,125)        (4,125)

Net loss for the year ended
  December 31, 2001                                                 -              -        (54,188)       (54,188)
                                                          -----------    -----------    ------------    -----------

Balances, December 31, 2001                                 1,000,000    $     1,000    $   (59,313)    $  (58,313)
                                                          ===========    ===========    ============    ===========

                                See accompanying notes to financial statements.

                                                       F-4

                                              CONUS HOLDINGS, INC.
                                        (A Development Stage Enterprise)

                                      Consolidated Statements of Cash Flows

                                                                                                    Period From
                                                                                                     Inception,
                                                               Year                Year            April 9, 1998,
                                                               Ended               Ended               Through
                                                            December 31,       December 31,         December 31,
                                                                2001               2000                 2001
                                                          ---------------    ----------------    ------------------
Cash flows from operating activities
   Net loss                                               $       (54,188)   $         (3,605)    $         (59,313)
   Adjustments to reconcile net loss to net cash
      used by operating activities
        Issuance of common stock for services                           -                   -                 1,000
        Increase in other current assets                           (3,091)                  -                (3,091)
        Increase in accrued expenses                                1,200                   -                 1,200
        (Decrease) increase in payable to related
           party                                                   (4,125)              3,605                     -
                                                          ----------------   ----------------     -----------------

               Net cash used by operating
                 activities                                       (60,204)                  -               (60,204)
                                                          ----------------   ----------------     ------------------

Cash flows from financing activities
   Proceeds from convertible notes payable                         73,500                   -                73,500
                                                          ---------------    ----------------     -----------------

               Net cash provided by financing
                 activities                                        73,500                   -                73,500
                                                          ---------------    ----------------     -----------------

Net increase in cash                                               13,296                   -                13,296
                                                          ---------------    ----------------     -----------------

Cash, beginning of period                                               -                   -                     -
                                                          ---------------    ----------------     -----------------

Cash, end of period                                       $        13,296    $              -     $          13,296
                                                          ===============    ================     =================

Supplemental disclosure of cash flow information:

   Cash paid during the year for:

      Interest                                            $             -    $              -     $               -
                                                          ===============    ================     =================

      Income taxes                                        $             -    $              -     $               -
                                                          ===============    ================     =================


                                   See accompanying notes to financial statements.

                                                          F-5

                              CONUS HOLDINGS, INC.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

               For the Years ended December 31, 2001 and 2000, and for the Period from Inception, April 9, 1998, through December 31, 2001


1.       Basis of Presentation, Capital Structure, and Significant Accounting
         Policies

         Basis of Presentation

         Conus Holdings, Inc. (A Development Stage Enterprise) (the "Company") was incorporated on April 9, 1998 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on organizational efforts, corporate compliance matters and locating potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development stage enterprise as of December 31, 2001.

         Conus Marketing, Inc. was incorporated in the State of Florida on September 7, 2001 as a wholly owned subsidiary of the Company. In addition, Conus Computers, Inc. was incorporated in the State of Florida on September 14, 2001 as a wholly owned subsidiary. The subsidiaries were formed with the objective of marketing and selling various products through telemarketing, direct mail, coupons, infomercials, and the Internet. Conus Marketing, Inc. and Conus Computers, Inc. have conducted no operations to date, and are in substance shell companies.

         The accompanying consolidated financial statements include the accounts of the Company and its two wholly owned subsidiaries from the date of their formation.

         Capital Structure

         On April 10, 1998, the Company's Board of Directors approved the issuance of 1,000,000 shares of common stock to the Company's founders for services which were valued at a nominal amount approximating fair value ($1,000 recorded as general and administrative expenses in the accompanying statement of operations). Of these shares, 824,500 shares were issued to two officers of the Company, and as of December 31, 2000, such shares were owned by one officer. In August 2001, the Company's then majority stockholder and sole officer and director sold 600,000 shares of the Company's common stock to BKR Investments, Inc. Such transaction resulted in a change in control of the Company.

                              CONUS HOLDINGS, INC.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

               For the Years ended December 31, 2001 and 2000, and for the Period from Inception, April 9, 1998, through December 31, 2001


1. Basis of Presentation, Capital Structure, and Significant Accounting Policies (continued)

         Going Concern and Management's Plans

         The Company has not commenced significant operations and has limited financial and other resources. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these conditions are to search for additional sources of debt and/or equity financing and new operating opportunities through business combinations or mergers. In the interim, the Company will require minimal overhead, and key administrative and management functions will be provided by consultants and stockholders. Accordingly, the accompanying financial statements have been presented under the assumption that the Company will continue as a going concern.

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

         Cash and Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents.

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

                              CONUS HOLDINGS, INC.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

               For the Years ended December 31, 2001 and 2000, and for the Period from Inception, April 9, 1998, through December 31, 2001


1. Basis of Presentation, Capital Structure, and Significant Accounting Policies (continued)

         Income Taxes (continued)

         The Company's net deferred tax asset at December 31, 2001 consists of net operating losses of approximately $65,000. At December 31, 2001, the Company provided a 100% valuation allowance for the aggregate tax effect of these net operating losses totaling approximately $26,000. Federal net operating losses can be carried back for five years, and remaining, unused carrybacks can be carried forward until 2018. State net operating losses begin to expire in 2008. No benefit for income taxes has been provided in the accompanying statements of operations since all deferred tax assets have been fully reserved. The Company has provided the valuation allowance since management could not determine that it was "more likely than not" that the benefits of the deferred tax assets would be realized.

         As a result of the changes in stock ownership during 2001, the Company's use of its net operating loss carryforwards will be limited by Section 382 of the Internal Revenue Code.

         Recent Accounting Statements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 requires the use of the purchase method of accounting to business combinations beginning July 1, 2001. The adoption of this statement will have no significant impact on the Company's consolidated financial position or results of operations.

                              CONUS HOLDINGS, INC.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

               For the Years ended December 31, 2001 and 2000, and for the Period from Inception, April 9, 1998, through December 31, 2001


1. Basis of Presentation, Capital Structure, and Significant Accounting Policies (continued)

         Recent Accounting Statements (continued)

         In June  2001,  the FASB  issued  SFAS No.  142,  "Goodwill  and  Other
         Intangible Assets." SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. It also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets. This statement provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill not be amortized, but rather be tested at least annually for impairment. SFAS No. 142 will be effective for the Company's fiscal year 2002. The adoption of this statement will have no significant impact on the Company's consolidated financial position or results of operations.

2.       Extraordinary Item

         As described in Note 1, the Company's former majority shareholder and sole officer and director sold 600,000 shares of the Company's common stock in August 2001. In connection with that transaction, the former majority shareholder and sole officer and director forgave $6,050 that was owed by the Company to an entity controlled by this individual. The gain on debt forgiveness has been presented as an extraordinary item in the accompanying statements of operations.

3.       Convertible Notes Payable

         In September 2001, the Company issued convertible notes payable in the aggregate amount of $11,500. The related notes payable bear interest at 5% per annum and interest is payable December 31, 2001, and quarterly thereafter. The notes payable are due on December 31, 2002, and are convertible into shares of the Company's stock at $0.001 per share.

         In October 2001, the Company issued convertible notes payable in the aggregate amount of $62,000. The related notes payable bear interest at 8% per annum and interest is payable on December 31, 2001, and quarterly thereafter. The notes payable are due on June 30, 2003, and are convertible into shares of the Company's stock at $0.50 per share.

4.       Related Party Transactions

         The Company had a six-month consulting agreement with an entity owned by the father of the Company's sole officer and director that expired in February 2002. During the year ended December 31, 2001, the Company paid and expensed $30,000 related to this arrangement. The father of the Company's sole officer and director owns 97,000 shares of the Company's common stock as of December 31, 2001.

         During the year ended December 31, 2001, the Company paid and expensed $15,000 of consulting fees to its sole officer and director. The Company's sole officer and director owns 180,000 shares of the Company's common stock as of December 31, 2001.