Form 10QSB
period 2002-03-31
CONUS HOLDINGS INC
filed 2002-05-16
CIK 1106206

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark  One)

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

         [ ]      Transition report under Section 13 or 15(d) of the Exchange
                  Act

             For the transition period from __________ to __________

Commission file number 0-29487

                              CONUS HOLDINGS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           NEVADA                                               33-0850619
-------------------------------                            ---------------------
(State or Other Jurisdiction of                               (IRS Employer
Incorporation or Organization)                              Identification No.)

                           1517 E. 7th Avenue, Suite C
                              Tampa, Florida 33605
                     ---------------------------------------
                    (Address of Principal Executive Offices)


                                 (813) 248-0089
                 -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                                       N/A
              ---------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          If changed since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 25, 2002 there were 1,000,000 shares of common stock issued and outstanding, par value $0.001, and no shares of preferred stock are issued and outstanding.

                              CONUS HOLDINGS, INC.

                                      INDEX

Page

Part  I  Financial Information

Item  1. Financial Statements

         Consolidated Balance Sheets as of March 31, 2002 (unaudited)
         and December 31, 2001                                              3

         Consolidated statements of operations for the three months ended March 31, 2002 and 2001, and for the period from
         inception, April 9, 1998, through March 31, 2002 (unaudited)       4

         Consolidated statements of cash flows for the three months ended March 31, 2002 and 2001, and for the period from
         inception, April 9, 1998, through March 31, 2002 (unaudited)       5

         Notes to consolidated financial statements                         6

Item  2. Management's Discussion and Analysis or Plan of Operation          9

Part  II Other Information                                                 12

Item  1. Legal Proceedings                                                 12

Item  2. Changes in Securities                                             12

Item  3. Defaults Upon Senior Securities                                   12

Item  4. Submission of Matters to a Vote of Security Holders               12

Item  5. Other Information                                                 12

Item  6. Exhibits and Reports on Form 8-K                                  12

                                      CONUS HOLDINGS, INC.
                                (A Development Stage Enterprise)

                                   Consolidated Balance Sheets



                                             ASSETS

                                                                              March 31,              December 31,
                                                                                2002                     2001
                                                                             (unaudited)
                                                                         ----------------         -----------------
Cash                                                                     $          1,336         $          13,296
Other current assets                                                                3,091                     3,091
                                                                         ----------------         -----------------
Total assets                                                             $          4,427         $          16,387
                                                                         ================         =================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accrued interest                                                         $          2,584         $           1,200
Payable to related party                                                            7,500                         -
Convertible notes payable                                                          11,500                    11,500
                                                                         ----------------         -----------------

           Total current liabilities                                               21,584                    12,700
                                                                         ----------------         -----------------

Convertible notes payable                                                          62,000                    62,000
                                                                         ----------------         -----------------

           Total non-current liabilities                                           62,000                    62,000
                                                                         ----------------         -----------------

           Total liabilities                                                       83,584                    74,700
                                                                         ----------------         -----------------

Commitments

Stockholders' equity (deficit)
   Preferred stock, $0.001 par value; 2,000,000 shares authorized; no
     shares issued and outstanding                                                      -                         -
   Common stock, $0.001 par value; 20,000,000 shares authorized;
     1,000,000 shares issued and outstanding                                        1,000                     1,000
   Deficit accumulated during the development stage                               (80,157)                  (59,313)
                                                                         -----------------        ------------------

           Total stockholders' equity (deficit)                                   (79,157)                  (58,313)
                                                                         ----------------         -----------------

           Total liabilities and stockholders' equity (deficit)          $          4,427         $          16,387
                                                                         ================         =================

                                      CONUS HOLDINGS, INC.
                                (A Development Stage Enterprise)

                              Consolidated Statements of Operations



                                                                                                    Period From
                                                               Three               Three             Inception,
                                                              Months              Months         April 9, 1998,
                                                               Ended               Ended               Through
                                                             March 31,           March 31,            March 31,
                                                               2002                2001                 2002
                                                          ---------------    ----------------    ------------------
Consulting fees                                           $       (15,000)   $              -    $          (60,000)

General and administrative expenses                                (5,844)             (1,558)              (26,207)
                                                          ----------------   -----------------    ------------------
Loss before extraordinary item                                    (20,844)             (1,558)              (86,207)

Extraordinary item:
Gain on forgiveness of related party payable                            -                   -                 6,050
                                                          ---------------    ----------------     -----------------

Net loss                                                  $       (20,844)   $         (1,558)    $         (80,157)

Weighted average number of common shares
  outstanding                                                   1,000,000           1,000,000             1,000,000
                                                          ===============    ================     =================

Net loss per share                                        $         (0.02)   $          (0.00)    $          (0.08)
                                                          ===============    ================     ================

                                              CONUS HOLDINGS, INC.
                                        (A Development Stage Enterprise)

                                      Consolidated Statements of Cash Flows


                                                                                                    Period From
                                                                                                    Inception,
                                                               Three              Three           April 9, 1998,
                                                           Months Ended        Months Ended           Through
                                                             March 31,          March  31,            March 31,
                                                               2002                2001                 2002
                                                          ---------------    ----------------    ------------------
Cash flows from operating activities
   Net loss                                               $       (20,844)   $         (1,558)    $         (80,157)
   Adjustments to reconcile net loss to net cash
      used by operating activities
        Issuance of common stock for services                           -                   -                 1,000
        Increase in other current assets                                -                   -                (3,091)
        Increase in accrued expenses                                1,384                   -                 2,584
        Increase in payable to related party                        7,500               1,558                 7,500
                                                          ---------------    ----------------     -----------------

               Net cash used by operating
                 activities                                       (11,960)                  -               (72,164)
                                                          ----------------   ----------------     ------------------

Cash flows from financing activities
   Proceeds from convertible notes payable                              -                   -                73,500
                                                          ---------------    ----------------     -----------------

               Net cash provided by financing
                 activities                                             -                   -                73,500
                                                          ---------------    ----------------     -----------------

Net (decrease) increase in cash                                   (11,960)                  -                 1,336
                                                          ----------------   ----------------     -----------------

Cash, beginning of period                                          13,296                   -                     -
                                                          ---------------    ----------------     -----------------

Cash, end of period                                       $         1,336    $              -     $           1,336
                                                          ===============    ================     =================

Supplemental disclosure of cash flow information:

   Cash paid during the year for:
      Interest                                            $             -    $              -     $               -
                                                          ===============    ================     =================

      Income taxes                                        $             -    $              -     $               -
                                                          ===============    ================     =================

                              CONUS HOLDINGS, INC.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

               For the Three Months Ended March 31, 2002 and 2001,
                and for the Period from Inception, April 9, 1998,
                             through March 31, 2002


1.       Basis of Presentation, Capital Structure, and Significant Accounting
         Policies

         Basis of Presentation

         Conus Holdings, Inc. (A Development Stage Enterprise) (the "Company") was incorporated on April 9, 1998 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on organizational efforts, corporate compliance matters and locating potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development stage enterprise as of March 31, 2002.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three months ended March 31, 2002. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

                              CONUS HOLDINGS, INC.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

               For the Three Months Ended March 31, 2002 and 2001,
                and for the Period from Inception, April 9, 1998,
                             through March 31, 2002


1. Basis of Presentation, Capital Structure, and Significant Accounting Policies (continued)

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

2.       Related Party Transactions

         The Company had a six-month consulting agreement with an entity owned by the father of the Company's sole officer and director that expired in February 2002. During the three months ended March 31, 2002, the Company expensed $15,000 and paid $7,500 pursuant to this arrangement, and as of March, 31, 2002, $7,500 is payable to this related party. The father of the Company's sole officer and director owns 97,000 shares of the Company's common stock as of March 31, 2002.

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

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THE PERIOD ENDED MARCH 31, 2001

         During the three months ended March 31, 2002 the Company incurred general, administrative and consulting expenses in the amount of $20,844 as compared to $1,558 for the same period ended March 31, 2001. The Company has incurred these expenses in connection with its aggressive strategy to seek an acquisition candidate. The most significant expenses incurred during the current quarter related to consulting fees relating to the identification of potential merger candidates ($15,000), corporate compliance costs ($3,000) and interest expenses ($1,384).

Liquidity

         The Company has financed its operations primarily through the sale of convertible debentures. During September 2001 the Company sold an aggregate of $11,500 of the Company's 5% senior subordinated convertible debentures due December 31, 2002. The debentures are convertible into the Company's Common Stock at $.001 per share.

         On October 10, 2001, the Company authorized the issuance of 8% subordinated convertible debentures due June 30, 2003 in the aggregate amount of $500,000. These debentures are convertible into the Company's Common Stock at $.50 per share. The Company sold an aggregate or $62,000 of these debentures and terminated this offering.

         At March 31, 2002 the Company had $1,336 in cash and total assets of $4,427. As of that same date the Company had total current liabilities of $21,584, and had a working capital deficit of $17,157.

         As of March 31, 2002 the Company's total liabilities, including non-current liabilities was $83,584 and the Company had a stockholder deficit of $79,157.

         Our liquidity and capital resources could improve in the short term by loans from related parties and financing activities (both equity and convertible debt related).

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

         None.

Item  6. Exhibits  and  Reports  on  Form  8-K.

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CONUS HOLDINGS, INC.


Dated:  May 15, 2002                        By:     /s/ Richard J. Diamond
                                                  ------------------------------
                                                   Richard J. Diamond, President